Form 10-K/A
period 2004-12-31
RESIDENTIAL ASSET MORTGAGE PRODUCTS GMACM TRUST 2004-J1
filed 2005-07-15
CIK 1283654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-K/A

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

AMENDMENT 1 OF 1


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

     Audited financial statements for the year ended December 31, 2004 for MBIA Inc.*

(b)  Exhibits to this report are listed in Item (15) (a) (3) above.

(c)  Not applicable.

     *Incorporated by reference to the audited financial statements of MBIA Inc. filed with the Securities and Exchange Commission on March 16, 2005 as a part of its Annual Report on Form 10-K (Commission File # 001-9583) for the twelve-month period ended December 31, 2004.

GMACM Mortgage Trust Certificates, Series 2004-J1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               By:     GMAC MORTGAGE CORPORATION

                                       /s/ Al Gentile
                                       --------------------------------------
                              Name:    Al Gentile
                                       Limited Signing Officer

                              Date:    July 15, 2005

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

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountants' Servicing Report with Management Assertion

99.2    Annual Servicer's Statement as to Compliance

                                   EXHIBIT 31.1
                  Annual Rule 13a-14(a)/15d-14(a) Certification
                                  -------------

 I, Anthony Renzi, certify that:

     1. I have reviewed the annual report on Form 10-K/A for the fiscal year ended December 31, 2004, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by that annual report, of GMACM Mortgage Trust Certificates, Series 2004-J1 (the "Trust") created pursuant to the Pooling and Servicing Agreement dated March 16, 2004 (the "P&S Agreement") among Residential Asset Mortgage Products, Inc. (the "Company"), GMAC Mortgage Corporation (the "Servicer") and JPMorgan Chase Bank (the "Trustee");

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

                                      GMAC MORTGAGE CORPORATION

                                  By:   /s/ Anthony Renzi
                                        -----------------
                                Name:   Anthony Renzi
                               Title:   Executive Vice President
                                Date:   July 15, 2005

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